Form 10-K
period 2003-12-31
VOLKSWAGEN PUBLIC AUTO LOAN SECURITIZATION LLC; VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2003-1
filed 2004-03-29
CIK 1221498, 1242472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 333-103709-01

Volkswagen Auto Loan Enhanced Trust 2003-1

(Issuer with respect to the Notes)

Volkswagen Public Auto Loan Securitization, LLC

(Exact name of registrant as specified in its charter)

State of Delaware	83-0349353 90-6024111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Nos.)

3800 Hamlin Road	48326
Auburn Hills, Michigan	(Zip Code)
(Address of principal executive offices)

(248) 754-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Issuer does not have any voting stock. Documents Incorporated by Reference: None.

FORM 10-K

PART 1

Item 1. Business.

This Annual Report on Form 10-K (the “Report”) is filed with respect to Volkswagen Auto Loan Enhanced Trust 2003-1 (the “Trust”), a common law trust formed pursuant to a Trust Agreement, dated as of June 27, 2003 (the “Trust Agreement”), between Volkswagen Public Auto Loan Securitization, LLC (the “Transferor”) and Deutsche Bank Trust Company Delaware, as owner trustee (the “Owner Trustee”). The Trust issued $1,284,173,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the “Notes”) pursuant to an Indenture, dated as of June 27, 2003 (the “Indenture”), between the Trust and The Bank of New York, as indenture trustee (the “Indenture Trustee”).

Item 2. Properties.

The principal assets of the “Issuer” are a pool of motor vehicle retail installment sales contracts and/or installment loans that are secured by new and used automobiles and light-duty trucks. The Origination Trust was formed pursuant to a Trust Agreement dated as of May 20, 2003 and amended and restated as of June 27, 2003 between Volkswagen Public Auto Loan Securitization, LLC, a Delaware limited liability company, as the Depositor and Deutsche Bank Trust Company Delaware, a Delaware banking corporation as the owner trustee.

See Item 15.

The following tables sets forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts of the Volkswagen Auto Loan Enhanced Trust 2003-1 as of December 31, 2003:

1.	Delinquent Contracts:	Contracts	Amount ($000’s)
	a. 31 — 60 Days Delinquent	313	5,116
	b. 61 — 90 Days Delinquent	42	739

2.	Delinquency Ratio:		Amount ($000’s)
	a. Delinquent Balance		5,855
	b. Total Pool Balance		1,065,338
	c. Delinquency Ratio		0.55%

3.	Defaulted Contracts:	Contracts	Amount ($000’s)
	a. For the Year Ended December 31, 2003	169	3,106

4.	Aggregate Net Losses:		Amount ($000’s)
	a. Cumulative Net Losses		1,550
	b. Original Portfolio		1,334,414
	c. Aggregate Loss Ratio		0.013%

Item 3. Legal Proceedings.

There were no material legal proceedings involving the Trust or the Origination Trust, or to the extent relating to the Trust or the Origination Trust, the Transferor, the Indenture Trustee, VW Credit, Inc., as servicer (the “Servicer”) or the Owner Trustee, which were pending at December 31, 2003, or as of the date of this report.

Item 4. Submission of Matters To A Vote Of Security Holders.

No votes or consents of Noteholders were solicited during fiscal year 2003 for any purpose.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

To the best knowledge of the registrant, there is no established public trading market for the Notes.

(a)	On December 31, 2003, there were less than 300 holders of record of each Class of Notes.

(b)	Not applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements On Accounting And Financial Disclosure.

There was no change of accountants or disagreement with accountants on any matter of accounting principals or practices or financial disclosure.

Item 9A. Controls and Procedures

Not applicable.

PART III

Item 10. Directors and Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

The Transferor owns 100% of the Certificates issued by the Trust. While some noteholder’s positions in the Trust exceeded 5% of the outstanding principal balance of the Notes, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13. Certain Relationships And Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)	(1) Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Reports on Forms 8-K during the year ending December 31, 2003:

Date	Items Reported
June 27, 2003	Items 5,7, Monthly Servicer’s Report*
July 21, 2003	Items 5,7, Monthly Servicer’s Report*
August 21, 2003	Items 5,7, Monthly Servicer’s Report*
September 22, 2003	Items 5,7, Monthly Servicer’s Report*
October 20, 2003	Items 5,7, Monthly Servicer’s Report*
November 20, 2003	Items 5,7, Monthly Servicer’s Report*
December 22, 2003	Items 5,7, Monthly Servicer’s Report*
January 20, 2004	Items 5,7, Monthly Servicer’s Report*

                                        *Incorporated by reference.

(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2004

VOLKSWAGEN	PUBLIC AUTO LOAN SECURITIZATION, LLC

By:	VW CREDIT, INC., as Servicer

By:	/s/ Timothy J. Flaherty Name: Timothy J. Flaherty Title: Assistant Treasurer

VOLKSWAGEN	AUTO LOAN ENHANCED TRUST 2003-1

By:	VW CREDIT, INC., as Servicer

By:	/s/ Timothy J. Flaherty Name: Timothy J. Flaherty Title: Assistant Treasurer

EXHIBIT INDEX

Exhibit 31: Certification of officer of Servicer pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2003.

Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by PricewaterhouseCoopers L.L.P.

Exhibit 99.3: Annual Aggregate Servicer Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including June 2003 through December 2003.