Form 10-K
period 2003-12-31
VOLKSWAGEN PUBLIC AUTO LOAN SECURITIZATION LLC; VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2003-2
filed 2004-03-29
CIK 1221498, 1267762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 333-103709-02

Volkswagen Auto Loan Enhanced Trust 2003-2 (Issuer with respect to the Notes)

Volkswagen Public Auto Loan Securitization, LLC (Exact name of registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	83-0349353 43-6903059 (I.R.S. Employer Identification Nos.)

3800 Hamlin Road Auburn Hills, Michigan (Address of principal executive offices)	48326 (Zip Code)

(248) 754-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [x]

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

PART 1
PART II
PART IV
SIGNATURES
EXHIBIT INDEX
Certification of Officer of Servicer to Sec. 302
Annual Statement as to Compliance of the Servicer
Report by PricewaterhouseCoopers L.L.P.
Annual Aggregate Servicer Statement

FORM 10-K

PART 1

Item 1. Business.

This Annual Report on Form 10-K (the “Report”) is filed with respect to Volkswagen Auto Loan Enhanced Trust 2003-2 (the “Trust”), a common law trust formed pursuant to a Trust Agreement, dated as of October 29, 2003 (the “Trust Agreement”), between Volkswagen Public Auto Loan Securitization, LLC (the “Transferor”) and The Bank of New York Delaware, as owner trustee (the “Owner Trustee”). The Trust issued $1,261,315,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the “Notes”) pursuant to an Indenture, dated as of October 29, 2003 (the “Indenture”), between the Trust and JPMorgan Chase Bank, as indenture trustee (the “Indenture Trustee”).

Item 2. Properties.

The principal assets of the “Issuer” are a pool of motor vehicle retail installment sales contracts and/or installment loans that are secured by new and used automobiles and light-duty trucks. The Origination Trust was formed pursuant to a Trust Agreement dated as of September 4, 2003 and amended and restated as of October 29, 2003 between Volkswagen Public Auto Loan Securitization, LLC, a Delaware limited liability company, as the Depositor and The Bank of New York (Delaware), a Delaware banking corporation as the owner trustee.

See item 15.

The following tables sets forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts of the Volkswagen Auto Loan Enhanced Trust 2003-2 as of December 31, 2003:

1.	Delinquent Contracts:	Contracts	Amount ($000’s)

	a. 31 — 60 Days Delinquent	204	3,725
	b. 61 — 90 Days Delinquent	20	370

2.	Delinquency Ratio:		Amount ($000’s)

	a. Delinquent Balance		4,095
	b. Total Pool Balance		1,258,787
	c. Delinquency Ratio		0.33%

3.	Defaulted Contracts:	Contracts	Amount ($000’s)

	a. For the Year Ended December 31, 2003	45	908

4.	Aggregate Net Losses:		Amount ($000’s)

	a. Cumulative Net Losses		799
	b. Original Portfolio		1,354,290
	c. Aggregate Loss Ratio		0.0033%

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

To the best knowledge of the registrant, there is no established public trading market for the Notes.

(a)	On December 31, 2003, there were less than 300 holders of record of each Class of Notes.

(b)	Not applicable

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

Item 9A. Controls and Procedures.

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

Item 13. Certain Relationships And Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)	(1) Not applicable.
(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Reports on Forms 8-K during the year ending December 31, 2003:

Date	Items Reported
October 29, 2003	Items 5,7, Monthly Servicer’s Report*
November 20, 2003	Items 5,7, Monthly Servicer’s Report*
December 22, 2003	Items 5,7, Monthly Servicer’s Report*
January 20, 2004	Items 5,7, Monthly Servicer’s Report*
*Incorporated by reference.

(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(d)	Not applicable.

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

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2003-2

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

EXHIBIT INDEX

Exhibit 31: Certification of officer of Servicer pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2003.

Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by PricewaterhouseCoopers L.L.P.

Exhibit 99.3: Annual Aggregate Servicer Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including October 2003 through December 2003.