Form 10-K
period 2004-12-31
VOLKSWAGEN PUBLIC AUTO LOAN SECURITIZATION LLC; VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2003-1
filed 2005-03-31
CIK 1221498, 1242472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No. 333-103709-01

Volkswagen Auto Loan Enhanced Trust 2003-1
(Issuer with respect to the Notes)

Volkswagen Public Auto Loan Securitization, LLC

(Exact name of registrant as specified in its charter)

State of Delaware
83-0349353
90-6024111
(State or other jurisdiction of	(Registrants; IRS Employer Id. Nos.)
incorporation)

3800 Hamlin Road	48326
Auburn Hills, Michigan	(Zip Code)
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Issuer does not have any voting stock. Documents Incorporated by Reference: See Item 15(b).

FORM 10-K

PART 1

Item 1. Business.

This Annual Report on Form 10-K is filed with respect to Volkswagen Auto Loan Enhanced Trust 2003-1 (the “Trust”), a Delaware statutory trust formed pursuant to an Amended and Restated Trust Agreement, dated as of June 27, 2003 between Volkswagen Public Auto Loan Securitization, LLC (the “Transferor”) and Deutsche Bank Trust Company Delaware, as owner trustee (the “Owner Trustee”). The Trust issued $1,284,173,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the “Notes”) pursuant to an Indenture, dated as of June 27, 2003 (the “Indenture”), between the Trust and The Bank of New York, as indenture trustee (the “Indenture Trustee”). Pursuant to the Indenture, the Trust also issued $29,559,766 in aggregate principal amount of asset-backed notes, Class B, which were not offered to the public.

Item 2. Properties.

The principal assets of the Trust are a pool of motor vehicle retail installment sales contracts and/or installment loans that are secured by new and used automobiles and light-duty trucks.

See Item 15.

The following tables sets forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts of the Volkswagen Auto Loan Enhanced Trust 2003-1 as of December 31, 2004:

1.	Delinquent Contracts:	Contracts	Amount ($000’s)
	a. 31 – 60 Days Delinquent	328	4,094
	b. 61 – 90 Days Delinquent	32	431

2.	Delinquency Ratio:	Amount ($000’s)
	a. Delinquent Balance	4,525
	b. Total Pool Balance	627,556
	c. Delinquency Ratio	0.72%

3.	Defaulted Contracts:	Contracts	Amount ($000’s)
	a. For the Year Ended December 31, 2004	381	6,355

4.	Aggregate Net Losses, for the year ended December 31, 2004:	Amount ($000’s)
	a. Aggregate Net Losses	2,736
	b. Original Portfolio	1,334,414
	c. Aggregate Loss Ratio	0.21%

Item 3. Legal Proceedings.

There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Transferor, the Indenture Trustee, VW Credit, Inc., as servicer, or the Owner Trustee, which were pending at December 31, 2004, or as of the date of this report.

Item 4. Submission of Matters To A Vote Of Security Holders.

No votes or consents of Noteholders were solicited during fiscal year 2004 for any purpose.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

To the best knowledge of the registrant, there is no established public trading market for the Notes.

(a)	The holder of record of all offered Notes as of December 31, 2004 was Cede & Co., the nominee of The Depository Trust Company in the United States. On December 31, 2004, there were less than 300 holders of record of each Class of Notes.

(b)	Not applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements On Accounting And Financial Disclosure.

Not applicable.

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

Item 13. Certain Relationships And Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Reports on Forms 8-K during the year ending December 31, 2004:

Date	Items Reported
February 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
March, 22, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
April 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
May 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
June 21, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
July 20, 2004	Items 8.01 ,9.01, Monthly Servicer’s Report*
August 20, 2004	Items 8.01 ,9.01, Monthly Servicer’s Report*
September 20, 2004	Items 8.01 ,9.01, Monthly Servicer’s Report*
October 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
November 22, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
December 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
January 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*

*	Incorporated by reference.

(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005

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

Name: Timothy J. Flaherty
Title: Assistant Treasurer

EXHIBIT INDEX

Exhibit 31: Certification of officer of Servicer pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2004.

Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause and Company, L.L.P.

Exhibit 99.3: Annual Aggregate Servicer Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2004 through December 2004.