Form 10-K
period 2004-12-31
VOLKSWAGEN PUBLIC AUTO LOAN SECURITIZATION LLC; VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2003-2
filed 2005-03-31
CIK 1221498, 1267762

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

State of Delaware
83-0349353
43-6903059
(State or other jurisdiction of	(I.R.S. Employer Id. Nos.)
incorporation)

3800 Hamlin Road	48326
Auburn Hills, Michigan	(Zip Code)
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

FORM 10-K

PART 1

Item 1. Business.

This Annual Report on Form 10-K is filed with respect to Volkswagen Auto Loan Enhanced Trust 2003-2 (the “Trust”), a Delaware statutory trust formed pursuant to an Amended and Restated Trust Agreement, dated as of October 29, 2003, between Volkswagen Public Auto Loan Securitization, LLC (the “Transferor”) and The Bank of New York Delaware, as owner trustee (the “Owner Trustee”). The Trust issued $1,261,315,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the “Notes”) pursuant to an Indenture, dated as of October 29, 2003 (the “Indenture”), between the Trust and JPMorgan Chase Bank, as indenture trustee (the “Indenture Trustee”). Pursuant to the Indenture, the Trust also issued $29,033,164.85 in aggregate principal amount of asset-backed notes, Class B, which were not offered to the public.

Item 2. Properties.

The principal assets of the Trust are a pool of motor vehicle retail installment sales contracts and/or installment loans that are secured by new and used automobiles and light-duty trucks.

See item 15.

The following tables sets forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts of the Volkswagen Auto Loan Enhanced Trust 2003-2 as of December 31, 2004:

1. Delinquent Contracts:

	Contracts	Amount ($000’s)
a. 31 – 60 Days Delinquent	306	4,521
b. 61 – 90 Days Delinquent	35	538

2. Delinquency Ratio:

Amount ($000’s)
a. Delinquent Balance	5,059
b. Total Pool Balance	861,862
c. Delinquency Ratio	0.59%

3. Defaulted Contracts:

	Contracts	Amount ($000’s)
a. For the Year Ended December 31, 2003	334	6,201

4. Aggregate Net Losses, for the year ended December 31, 2004:

Amount ($000’s)
a. Aggregate Net Losses	3,312
b. Original Portfolio	1,354,290
c. Aggregate Loss Ratio	0.24%

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

Item 13. Certain Relationships And Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)	(1) Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Reports on Forms 8-K during the year ending December 31, 2004:

Date	Items Reported
February 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
March 22, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
April 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
May 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
June 21, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
July 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
August 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
September 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
October 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
November 22, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
December 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
January 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*

*	Incorporated by reference.

(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(d)	Not applicable.

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