Form 10-K
period 2007-12-31
VOLKSWAGEN PUBLIC AUTO LOAN SECURITIZATION LLC; Volkswagen Auto Loan Enhanced Trust 2005-1
filed 2008-03-28
CIK 1221498, 1343707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
333-103709-03
333-103709
(Commission File Numbers)
Volkswagen Auto Loan Enhanced Trust 2005-1
(Exact name of Issuing Entity as specified in its charter)
Volkswagen Public Auto Loan Securitization, LLC
(Exact name of Depositor as specified in its charter)
Volkswagen Credit, Inc.
(Exact name of Sponsor as specified in its charter)

State of Delaware	83-0349353
(State or other jurisdiction of	20-6706266
incorporation or organization)	(I.R.S. Employer Id. Nos.)

3800 Hamlin Road
Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)
(248) 754-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☑ Yes     ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer: ☐	Accelerated Filer: ☐	Non-Accelerated Filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
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
Documents Incorporated by Reference: See Item 15(b).

FORM 10-K
INTRODUCTORY NOTE
The transaction to which this Form 10-K relates was registered with the Securities and Exchange Commission on Form 424(b)(5) and closed on November 16, 2005 and therefore is not subject to the requirements of Regulation AB.
PART 1
Item 1. Business.
This Annual Report on Form 10-K is filed with respect to Volkswagen Auto Loan Enhanced Trust 2005-1 (the “Issuing Entity”), a Delaware statutory trust formed pursuant to an Amended and Restated Trust Agreement, dated as of November 16, 2005, between Volkswagen Public Auto Loan Securitization, LLC (the “Depositor”) and Deutsche Bank Trust Company Delaware, as owner trustee (the “Owner Trustee”). The Issuing Entity issued $1,234,188,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the “Notes”) pursuant to an Indenture, dated as of November 16, 2005 (the “Indenture”), between the Issuing Entity and Citibank, N.A., as indenture trustee (the “Indenture Trustee”). Pursuant to the Indenture, the Issuing Entity also issued $28,408,655 in aggregate principal amount of asset-backed subordinated certificates, which were not offered to the public.
Item 1A. Risk Factors.
Omitted.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The principal assets of the Issuing Entity are a pool of motor vehicle retail installment sales contracts and/or installment loans that are secured by new and used automobiles and light-duty trucks.
See Item 15.
The following tables set forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts of the Issuing Entity as of December 31, 2007:

1. Delinquent Contracts:	Contracts	Amount ($000’s)
a. 31 - 60 Days Delinquent	670	6,119
b. 61 - 90 Days Delinquent	105	1,012

2. Delinquency Ratio:	Amount ($000’s)
a. Delinquent Balance	7,131
b. Total Pool Balance	410,123
c. Delinquency Ratio	1.74%

3. Defaulted Contracts:	Contracts	Amount ($000’s)
a. For the Year Ended December 31, 2007	499	6,336

4. Aggregate Net Losses, for the year ended December 31, 2007:	Amount ($000’s)
a. Aggregate Net Losses	2,676
b. Original Portfolio	1,364,965
c. Aggregate Loss Ratio	0.20%

Item 3. Legal Proceedings.
(a) There were no material legal proceedings involving the Issuing Entity, or to the extent relating to the Issuing Entity, the Depositor, the Indenture Trustee, VW Credit, Inc., as servicer, or the Owner Trustee, which were pending at December 31, 2007, or as of the date of this report.
(b) Not applicable.
Item 4. Submission of Matters To A Vote Of Security Holders.
No votes or consents of Noteholders were solicited during fiscal year 2007 for any purpose.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
To the best knowledge of the registrant, there is no established public trading market for the Notes.
(a)	The holder of record of all offered Notes as of December 31, 2007 was Cede & Co., the nominee of The Depository Trust Company in the United States. On December 31, 2007, there were less than 300 holders of record of each Class of Notes.

(b)	Not applicable.

(c)	Not applicable.
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
Item 9A(T). Controls and procedures
Not Applicable

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.
Omitted.
Item 11. Executive Compensation.
Omitted.
Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.
The Depositor owns 100% of the Certificates issued by the Issuing Entity. While some noteholder’s positions in the Issuing Entity exceeded 5% of the outstanding principal balance of the Notes, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.
Item 13. Certain Relationships And Related Transactions, and Director Independence.
Omitted.
Item 14. Principal Accountant Fees and Services.
Omitted.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b)	Current Reports on Forms 8-K during the year ending December 31, 2007:

Date	Items Reported
February 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
March 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
April 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
May 21, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
June 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
July 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
August 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
September 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
October 22, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
November 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
December 20, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*
January 22, 2008	Items 8.01, 9.01, Monthly Servicer’s Report*

*	Incorporated by reference.
          The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 28, 2008

VOLKSWAGEN PUBLIC AUTO LOAN SECURITIZATION, LLC

By:	/s/ Dennis Tack

Dennis Tack Assistant Treasurer

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2005-1

By:	VW CREDIT, INC., as Administrator

By:	/s/ Frank Witter

Frank Witter
President & CFO

EXHIBIT INDEX
Exhibit 31: Certification of officer of Servicer pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2007.
Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause & Company, LLP.
Exhibit 99.3: Annual Aggregate Servicer Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2007 through December 2007.